Form 10-K
period 2021-12-31
Ford Credit Auto Owner Trust 2020-C
filed 2022-03-23
CIK 1830316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Item 9B. Other Information.

Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2020-C (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021 and for the period from January 1, 2021 through December 31, 2021, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

March 23, 2022