Form 10-K
period 2022-12-31
Ford Credit Auto Owner Trust 2020-C
filed 2023-03-22
CIK 1830316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2020-C (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022 and for the period from January 1, 2022 through December 31, 2022, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

March 22, 2023